Form 10-K405
period 1997-12-31
COPELCO CAPITAL FUNDING CORP X
filed 1998-03-31
CIK 1035993

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997.
                          -----------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE AT OF 1934.

For the transition period from ______________ to ___________________.

                         COPELCO CAPITAL FUNDING CORP. X
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

                                East Gate Center
                               700 East Gate Drive
                       Mount Laurel, New Jersey 08054-5400
                                 (609) 231-9600
          -------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Officer)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                        No X
   ---                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant. None.

     As of March 1, 1998, there were 1,000 shares of the Registrant's Common Stock outstanding.

     The Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

                                     PART I

Item 1.           Business

The Registrant is a wholly-owned bankruptcy-remote subsidiary of Copelco Capital Inc., recently formed solely for the purpose of acquiring from Copelco Capital Inc. certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"), and securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes"). As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against the Registrant and (b) the risk is diminished that it will be consolidated into the bankruptcy proceedings of any other entity. The Registrant has no other assets except the Leases and the Equipment, and proceeds thereof.

Item 2.           Properties

         None.

Item 3.           Legal Proceedings

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  The sole holder of the Registrant's Common Stock is Copelco Capital Inc. There is currently no market for such Common Stock nor is it anticipated that such a market will develop.

Item 6.           Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.

Item 8.  Financial Statements and Supplemental Data

         Not Applicable.

Item 9.  Change in and Disagreements on Accounting and Financial
         Disclosure

         Not Applicable.

                                    PART III

Item 10. Directors and Officers of the Registrant

         The following individuals comprise the board of directors and the officers of the Registrant:

Name:                                       Position
-----                                       --------

Ian J. Berg                        Chairman of the Board,
                                   Director and Acting Chief Financial Officer
                                   (Principal Executive Officer)
John Hakemian                      Director
John Fortunato                     Director
Tadayuki Seki                      Director
Vickie D. Sloan                    Director
Robert Lemenze                     President, Chief Operating
                                   Officer
Spencer N. Lempert                 Secretary
Stephen W. Shippie                 Vice President
Nicholas Antonaccio                Vice President - Finance

         All directors and officers hold office for the term of one year and until their successors are elected and qualified, subject to earlier termination by removal or resignation.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     1. Trustee's Reports for the payment periods ending in July, August, September, October, November and December 1997 and January, February and March 1998, each of which contains the Servicer's Report for such period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COPELCO CAPITAL FUNDING CORP. X

                                     By:      /s/ Ian J. Berg
                                              _________________________________
                                              Name:    Ian J. Berg
                                              Title:   Chairman of the Board

                                     Dated:   March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1983, this report has been signed below by the following persons on behalf on the Registrant and in the capacities and on the dates indicated.

                                     By:      /s/ Ian J. Berg
                                             _________________________________
                                             Name:    Ian J. Berg
                                             Title:   Chairman of the Board,
                                                        Director and Principal
                                                        Executive Officer
                                             Date:    March 31, 1998

                                    By:
                                             _________________________________
                                             Name:    Vicki D. Sloan
                                             Title:   Director
                                             Date:    March 31, 1998

                                    By:      /s/ John Hakemian
                                             _________________________________
                                             Name:    John Hakemian
                                             Title:   Director
                                             Date:    March 31, 1998

                                    By:      /s/ Tadayuki Seki
                                             _________________________________
                                             Name:    Tadayuki Seki
                                             Title:   Director
                                             Date:    March 31, 1997

                                     By:      /s/ Ian J. Berg
                                             _________________________________
                                             Name:    Ian J. Berg
                                             Title:   Acting Chief Financial
                                                      Officer
                                             Date:    March 31, 1998




Supplemental Information:

         None

                                  Exhibit Index

99.1 Trustee's Reports for the payment periods ending in July, August, September, October, November and December 1997 and January, February and March 1998, each of which contains the Servicer's Report for such period.

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS EXHIBIT 99.1 TO FORM 10-K IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.