Form 10-K405/A
period 1997-12-31
COPELCO CAPITAL FUNDING CORP X
filed 1998-04-02
CIK 1035993

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  Amendment to

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

                                PORTIONS AMENDED

     The Registrant hereby amends the following items on Form 10-K for the year ended December 31, 1997 as set forth in the pages attached hereto.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COPELCO CAPITAL FUNDING CORP. X

                                     By:      /s/ Ian J. Berg
                                              _________________________________
                                              Name:    Ian J. Berg
                                              Title:   Chairman of the Board

                                     Dated:   April 1, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1983, this amendment to the report has been signed below by the following persons on behalf on the Registrant and in the capacities and on the dates indicated.

                                     By:      /s/ Ian J. Berg
                                             _________________________________
                                             Name:    Ian J. Berg
                                             Title:   Chairman of the Board,
                                                        Director and Principal
                                                        Executive Officer
                                             Date:    April 1, 1998

                                    By:
                                             _________________________________
                                             Name:    Vicki D. Sloan
                                             Title:   Director
                                             Date:    April 1, 1998

                                    By:      /s/ John Hakemian
                                             _________________________________
                                             Name:    John Hakemian
                                             Title:   Director
                                             Date:    April 1, 1998

                                    By:      /s/ Tadayuki Seki
                                             _________________________________
                                             Name:    Tadayuki Seki
                                             Title:   Director
                                             Date:    April 1, 1998

                                     By:      /s/ Ian J. Berg
                                             _________________________________
                                             Name:    Ian J. Berg
                                             Title:   Acting Chief Financial
                                                      Officer
                                             Date:    Apirl 1, 1998




Supplemental Information:

         None

THIS DOCUMENT IS A COPY OF THE EXHIBIT 99.1 TO FORM 10-K FILED ON MARCH 31, 1998 IN PAPER PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  Exhibit Index

99.1 Trustee's Reports for the payment periods ending in July, August, September, October, November and December 1997 and January, February and March 1998, each of which contains the Servicer's Report for such period.